Form 10-Q
period 2026-03-31
Colombier Acquisition Corp. III
filed 2026-05-13
CIK 2091024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43096

COLOMBIER ACQUISITION CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1880474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 South County Road, Suite 220 Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

(561) 223-9937

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-eighth of one redeemable Warrant	CLBR U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	CLBR	The New York Stock Exchange

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	CLBR WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 13, 2026, there were 30,050,000 Class A Ordinary Shares, par value $0.0001 per share, and 9,966,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in the Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 3, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 5, 2028 (or May 5, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by February 5, 2028), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Colombier Acquisition Corp. III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee payable to Roth (as defined below) of up to $3,000,000, which fee amount may be reduced to $850,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is equal to or less than 25% of the amount raised in the Initial Public Offering, after taking into account redemptions in connection with the vote on the initial Business Combination, pursuant to the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February, 5, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 3, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 17, 2025, as amended, and declared effective on January 30, 2025 (File No. 333-290932);

●	“Letter Agreement” are to the Letter Agreement, dated February 3, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of the Report;

●	“Option Units” are to the 3,900,000 units that were purchased by the Underwriters (as defined below) pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,900,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and/or (ii) pay our taxes; notwithstanding the limitation, such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 3, 2026, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-eighth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 5, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Representative Founder Shares” are to the 299,000 Founder Shares allocated to Roth via Sponsor membership interests as upfront underwriting compensation in lieu of a cash underwriting discount in connection with the Initial Public Offering;

●	“Roth” are to Roth Capital Partners, LLC, the sole book-running manager of the Initial Public Offering and the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Colombier Sponsor III LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $299,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 3, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 3, 2026, which we entered into with Roth, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 COLOMBIER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$237,175	$—
Prepaid expenses	243,003	—
Total Current Assets	480,178	—

Long term prepaid insurance	180,583	—
Deferred offering costs	—	125,508
Marketable securities held in Trust Account	300,572,506	—
Total Assets	$301,233,267	$125,508

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$—	$36,220
Accrued offering costs	85,000	13,200
IPO Promissory Note – related party	—	99,025
Total Current Liabilities	85,000	148,445

Deferred Fee payable	3,000,000	—
Total Liabilities	3,085,000	148,445

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 29,900,000 and no shares at redemption value of $10.02 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	299,572,506	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 and zero shares issued and outstanding (excluding 29,900,000 and zero shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	15	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 9,966,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	996	996
Additional paid-in capital	—	24,004
Accumulated deficit	(1,425,250)	(47,937)
Total Shareholders’ Deficit	(1,424,239)	(22,937)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$301,233,267	$125,508

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expense	$242,486
Loss from operations	(242,486)

Other income (expense):
Compensation Expense	(964,000)
Interest earned on marketable securities held in Trust Account	1,572,506
Total other income, net	608,506

Net income	$366,020

Weighted average shares outstanding, Class A Ordinary Shares	18,030,000

Basic net income per share, Class A Ordinary Shares	$0.01

Weighted average shares outstanding, Class B Ordinary Shares (1)	9,446,667

Basic net income per share, Class B Ordinary Shares	$0.01
Weighted average shares outstanding, Class A Ordinary Shares	18,030,000
Diluted net income per share, Class A Ordinary Shares	$0.01
Weighted average shares outstanding, Class B Ordinary Shares (1)	9,966,667
Basic net income per share, Class B Ordinary Shares	$0.01

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance — January 1, 2026	—	$—	9,966,667	$996	$24,004	$(47,937)	$(22,937)

Sale of 150,000 Private Placement Units	150,000	15	—	—	1,499,985	—	1,500,000

Fair value of Public Warrants at issuance	—	—	—	—	1,562,275	—	1,562,275

Fair value of Representative Founder Shares	—	—	—	—	720,590	—	720,590

Allocated value of transaction costs to Public Warrants	—	—	—	—	(26,154)	—	(26,154)

Fair Value of Founder Shares transferred to directors	—	—	—	—	964,000	—	964,000

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,744,700)	(1,743,333)	(6,488,033)

Net income	—	—	—	—	—	366,020	366,020

Balance – March 31, 2026	150,000	$15	9,966,667	$996	$—	$(1,425,250)	$(1,424,239)

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$366,020
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,572,506)
Compensation expense	964,000
Changes in operating assets and liabilities:
Prepaid expenses	(243,003)
Long term prepaid insurance	(180,583)
Accrued expenses	(36,220)
Net cash used in operating activities	(702,292)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(299,000,000)
Net cash used in investing activities	(299,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	299,000,000
Proceeds from sale of Private Placement Units	1,500,000
Repayment of IPO Promissory Note - related party	(99,025)
Payment of offering costs	(461,508)
Net cash provided by financing activities	299,939,467

Net Change in Cash	237,175
Cash – Beginning of period	—
Cash – End of period	$237,175

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$(355,389)
Deferred Fee payable	$3,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Colombier Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 15, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2025 (inception) through March 31, 2026 related to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Initial Public Offering

The Company’s sponsor is Colombier Sponsor III LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 17, 2025 (File No. 333-290932), was declared effective on January 30, 2026 (as amended, the “IPO Registration Statement”). On February 5, 2026, the Company consummated the initial public offering of 29,900,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,900,000 units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $299,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-eighth of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 150,000 units (the “Private Placement Units” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $1,500,000 (the “Private Placement”), which is described in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-eighth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $4,379,406, consisting of the Deferred Fee of up to $3,000,000 (as defined in Note 6), and $1,379,406 of other offering costs.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Trust Account

Following the closing of the Initial Public Offering, on February 5, 2026, an amount of $299,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account located in the United States (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially invested only in U.S. Department of Treasury obligations with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than the Permitted Withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete a Business Combination by February 5, 2028, 24 months from the closing of the Public Offering (or by May 5, 2028, 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by February 5, 2025) (“Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Business Combination. The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Fee and taxes paid or payable on income earned on the Trust Account, if any) at the time of the agreement to enter into the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and to pay taxes, if any (“Permitted Withdrawals”)), (ii) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (which was $10.02 per Public Share as of March 31, 2026), including interest less Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under the rules of the New York Stock Exchange.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Pursuant to the Amended and Restated Articles of Association if the Company is unable to complete the Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 3, 2026 (the “Letter Agreement”), pursuant to which, among other things, they are entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor and/or Management acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period.

In the event of a liquidation, dissolution or winding up of the Company after a Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the Ordinary Shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Ordinary Shares, except that the Company will provide its Public Shareholders with the opportunity to redeem its Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Business Combination, subject to the limitations described herein.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2026, we had marketable securities held in the Trust Account of $300,572,506. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $237,175. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (such loans, “Working Capital Loans”). If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the trust account per fiscal year ending on December 31. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three months ended March 31, 2026, the Company did not withdraw any amounts from the Trust Account for working capital purposes and $1,000,000 available for withdraw.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of this filing, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $237,175 and $0 in cash as of March 31, 2026 and December 31, 2025. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of March 31, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in cash and interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Offering Costs” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. On February 5, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s deficit, as the Public and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At December 31, 2025, there were no Class A Ordinary Shares subject to possible redemption presented. As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(1,562,275)
Public Shares issuance costs	(4,353,252)
Plus:
Remeasurement of carrying value to redemption value	6,488,033
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$299,572,506

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income does not consider the effect of the Warrants to purchase an aggregate of 3,756,250 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because in the calculation of diluted income per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three months ended March 31, 2026. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$240,180	$125,840
Denominator:
Weighted-average shares outstanding	18,030,000	9,446,667
Basic per Ordinary Share	$0.01	$0.01

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$235,719	$130,301
Denominator:
Weighted-average shares outstanding	18,030,000	9,966,667
Diluted net income per Ordinary Share	$0.01	$0.01

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On February 5, 2026, the Company sold 29,900,000 Public Units, which included the full exercise of the Over-Allotment Option in the amount of 3,900,000 Option Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $299,000,000. Each Public Unit consists of one Public Share, and one-eighth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 150,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $1,500,000 in the aggregate, in the Private Placement. Each Private Placement Unit consists of one Private Placement Shares and one-eighth of one Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except that Private Placement Units (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until immediately after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 3, 2025, the Company issued an aggregate of 9,583,334 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company (such shares, including the Public Shares issuable upon conversion thereof, unless the context otherwise requires, the “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof the “Founder Shares”). On October 3, 2025, the Company capitalized and issued an additional 383,333 Founder Shares, resulting in the Sponsor holding an aggregate of 9,966,667 Founder Shares (up to 1,300,000 of which were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised). The Founder Shares are identical to the Public Shares included in the Public Units, except that the Founder Shares automatically convert into Class A Ordinary Shares (i) at the time of the Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Business Combination, as may be determined by the directors of the Company) or (ii) earlier at the option of the holder thereof, on a one-for-one basis, and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,300,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) so that the Founder Shares will represent 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. The Sponsor is entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Business Combination. If the Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it. On February 5, 2026, the Underwriters fully exercised their Over-Allotment Option in the amount of 3,900,000 Option Units as part of the closing of the Initial Public Offering. As such, such 1,300,000 Founder Shares are no longer subject to forfeiture.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

On February 5, 2026, the Sponsor granted membership interests equivalent to an aggregate of 400,000 Founder Shares to the directors of the Company for an aggregate consideration of $1,004, or approximately $0.003 per share. The membership interests in Founder Shares granted to the directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On February 5, 2026, the 400,000 Founder Shares had an aggregate fair value of $964,000, or $2.41 per share. The membership interests in Founder Shares have no further service restrictions, thus, the total fair value of $964,000 was recorded as compensation expense on February 5, 2026. The Company established the fair value of Founder Shares using a calculation prepared by a third party valuation team, which takes into consideration the following market assumptions: the (i) expected share price at the Business Combination of $9.95, (ii) likelihood of a Business Combination of 25.0%, (iii) risk-free rate of 3.47%, (iv) volatility of 9.3%, (v) discount for lack of marketability of 3.0%, and (vi) restricted term (years) of 2.01. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.

Pursuant to the Letter Agreement, the Sponsor, and the Company’s officers and directors have agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the Business Combination or (B) subsequent to the Business Combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property subject to certain limited exceptions). The Sponsor may, on or before the closing of the initial Business Combination, distribute some or all of the Founder Shares held by it and such distributed Founder Shares may be released from lock-up restrictions in connection with applicable stock exchange listing requirements.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement, dated February 3, 2026, by and between the Company and certain security holders (the “Registration Rights Agreement”. The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Roth Capital Partners, LLC, the book-running manager of the Initial Public Offering and the representative of the Underwriters (“Roth”), may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Roth may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement, and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of the Business Combination or liquidation, the Company reimburses OJJA II, LLC, an affiliate of the Sponsor (“OJJA II”), $10,000 per month for administrative and shared personnel support services pursuant to an administrative support agreement, dated February 3, 2026, by and between the Company and OJJA II. For the three months ended March 31, 2026, the Company incurred and paid $20,000 in fees for these services.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Related Party Loans

On September 3, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2026, or the date on which the Company consummates the Initial Public Offering. As of February 5, 2026, the Company had outstanding borrowings of $19,025 under the IPO Promissory Note, which was due on demand. On February 6, 2026, the Company repaid the outstanding borrowings under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the Underwriters a 45-day option to purchase up to 3,900,000 Option Units to cover any over-allotments at the Initial Public Offering price less the Deferred Fee (the “Over-Allotment Option”). On February 5, 2026, the Underwriters elected to fully exercise their Over-Allotment Option to purchase an additional 3,900,000 Option Units at a price of $10.00 per Unit.

The Company will pay the Roth a cash fee, which constitutes the Underwriters’ deferred underwriting discounts and commissions, upon the consummation of the initial Business Combination in an amount of up to $3,000,000, which fee amount may be reduced to $850,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is equal to or less than 25% of the amount raised in the Initial Public Offering, after taking into account redemptions in connection with the vote on the initial Business Combination (the “Deferred Fee”). The Deferred Fee shall be payable in cash and is due and payable to Roth upon the consummation of the initial Business Combination.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Additionally, Roth was admitted as a member of the Sponsor in connection with the closing of the Initial Public Offering and has been allocated membership interests in the Founder Shares corresponding to 299,000 Founder Shares as upfront underwriting compensation in lieu of a cash underwriting discount (such shares, the “Representative Founder Shares”). The Representative Founder Shares is in the scope ASC 718. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date at grant date which was determined to be $720,590 using a Probability-Weighted Expected Return Method (“PWERM”) valuation model. As such, in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Offering Costs,” the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the Underwriters and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering. The following inputs were used in the PWERM valuation model in determining the fair value of the Representative Founder Shares:

February 5, 2026
Expected Share Price at Business Combination	$9.95
Likelihood of Business Combination	25.0%
Risk-free rate	3.47%
Volatility	9.3%
Discount for lack of marketability	3.0%
Restricted term (years)	2.01

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares of the Company include (i) up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and (ii) 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an Business Combination, it may (depending on the terms of such an Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholder votes on the Business Combination to the extent the Company seeks shareholder approval in connection with the Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). As of March 31, 2026 and December 31, 2025, there were 150,000 Class A Ordinary Shares issued and outstanding, excluding 29,900,000 Class A Ordinary Shares subject to possible redemption and no Class A Ordinary Shares, respectively. As of March 31, 2026 and December 31, 2025, there were 9,966,667 Class B Ordinary Shares issued and outstanding.

Warrants

As of March 31, 2026, there were 3,756,250 Warrants outstanding, including 3,737,500 Public Warrants and 18,750 Private Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing immediately after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement, dated February 3, 2026, by and between the Company and Continental (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the Public Warrants. The Company will use its reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

After the completion of the Business Combination, the Company may redeem the outstanding Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per Public Warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”); and

●	if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders. The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout such 30 trading day period and the 30-Day Redemption Period.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Public Warrants is $1,562,275 or $0.418 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 5, 2026
Volatility	9.3%
Risk-free rate	3.53%
Share price	$9.95
Weighted term (years)	2.73

At March 31, 2026, assets held in the Trust Account were comprised of $300,572,506 in a publicly traded mutual fund investing in U.S. Département of Treasury securities. Through March 31, 2026, the Company did not withdraw any of interest earned on the Trust Account to pay for its franchise and income tax obligations.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Marketable securities held in Trust Account – Mutual Fund with an asset class of cash	1	$300,572,506

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Marketable securities held in Trust Account	$300,572,506	$—
Cash	$237,175	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$242,486
Interest earned on marketable securities held in Trust Account	$1,572,506

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date through this filing, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in the Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on August 15, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Colombier Sponsor III LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we expect to focus on a target in an industry where we believe our Management Team and founder’s expertise will provide us with a competitive advantage. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on January 30, 2026. On February 5, 2026, we consummated our Initial Public Offering of 29,900,000 Public Units, including 3,900,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-eighth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $299,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 150,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $1,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, the amount of $299,000,000, comprised of $298,825,000 of the net proceeds from the Initial Public Offering (which amount includes up to $3,000,000 of the Deferred Fee, which amount may be reduced to $850,000 in certain circumstances, pursuant to the terms of the Underwriting Agreement) and $175,000 of the proceeds of the Private Placement  was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until February 5, 2028 (or May 5, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by February 5, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 15, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $366,020, which consists of interest income on marketable securities held in the Trust Account of $1,572,506, partially offset by operating costs of $242,486 and compensation expense of $964,000.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $299,000,000 was placed in the Trust Account. We incurred fees of $4,379,406 in the Initial Public Offering, consisting of the Deferred Fee of up to $3,000,000, and $1,379,406 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $702,292. Net income of $366,020 was affected by interest earned on marketable securities held in the Trust Account of $1,572,506 and compensation expense of $964,000. Changes in operating assets and liabilities used $459,806 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $300,572,506 (including approximately $1,572,506 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026, we had cash held outside of the Trust Account of $237,175. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through February 5, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through March 31, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

IPO Promissory Note

On September 3, 2025, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026, or the completion of our Initial Public Offering. The loan of $19,025 was fully repaid upon the consummation of our Initial Public Offering on February 5, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of this filing, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of our Business Combination or liquidation, we reimburse OJJA II, LLC, an affiliate of the Sponsor, $10,000 per month for administrative and shared personnel support services pursuant to the Administrative Support Agreement. For the three months ended March 31, 2026, we incurred and paid $20,000 in fees for these services.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,900,000 Option Units to cover over-allotments, if any. On February 5, 2026, the Underwriters fully exercised their Over-Allotment Option.

We will pay Roth a cash fee, which constitutes the Underwriters’ deferred underwriting discounts and commissions, upon the consummation of the initial Business Combination in an amount of up to $3,000,000, which fee amount may be reduced to $850,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is equal to or less than 25% of the amount raised in the Initial Public Offering, after taking into account redemptions in connection with the vote on the initial Business Combination. The Deferred Fee shall be payable in cash and is due and payable to Roth upon the consummation of the initial Business Combination.

Additionally, Roth was admitted as a member of the Sponsor in connection with the closing of the Initial Public Offering and has been allocated membership interests in the Founder Shares corresponding to 299,000 Founder Shares as upfront underwriting compensation in lieu of a cash underwriting discount. The Representative Founder Shares is in the scope ASC 718. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date at grant date which was determined to be $720,590 using a Probability-Weighted Expected Return Method (“PWERM”) valuation model. As such, in accordance with FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Offering Costs,” the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the Underwriters and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Roth may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Roth may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement, and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions until the earlier of: (i) six months following the consummation of our initial Business Combination; or (ii) subsequent to the consummation of our initial Business Combination, the date on which we consummate a transaction which results in all of our shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until immediately after the completion of our initial Business Combination; and (z) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days following the filing of our prospectus in connection with the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements” could be materially affected. As of March 31, 2026, we have identified two critical accounting estimates as it relates to the Public Warrants and transfer of Founder Shares as reflected in the unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements”.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in the Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 150,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $1,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 5, 2026, we consummated our Initial Public Offering of 29,900,000 Public Units, including 3,900,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-eighth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $299,000,000. Roth acted as the sole book-running manager and representative of the Underwriters.

On February 5, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 150,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $1,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, a total of $299,000,000 comprised of $298,825,000 of the proceeds from the Initial Public Offering (which amount includes up to $3,000,000 of the Deferred Fee) and $175,000 of the proceeds from the Private Placement, was placed in a U.S.-based Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, the Report.

No.	Description of Exhibit
1	Underwriting Agreement, dated February 3, 2026, by and between the Company and Roth, as the representative of the Underwriters.+(2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Shares Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated February 3, 2026, by and between the Company and Continental, as warrant agent.+(2)
10.1	Investment Management Trust Agreement, dated February 3, 2026, by and between the Company and Continental, as trustee. +(2)
10.2	Registration Rights Agreement, dated February 3, 2026, by and among the Company, Roth and certain security holders. (2)
10.3	Private Placement Units Purchase Agreement, dated February 3, 2026, by and between the Company and the Sponsor. (2)
10.4	Letter Agreement, dated February 3, 2026, by and among the Company, its officers, directors, and the Sponsor. (2)
10.5	Administrative Support Agreement, dated February 3, 2026, by and between the Company and an affiliate of the Sponsor. (2)
10.6	Form of Indemnity Agreement. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

+	Certain personally identifiable information has been omitted from this exhibit pursuant to item 601(a)(6) of Regulation S-K. [***] indicates that information has been redacted

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-290932), filed with the SEC on January 21, 2026.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	Colombier Acquisition Corp. III

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial Officer)