Form 10-Q
period 2026-06-30
Colombier Acquisition Corp. III
filed 2026-08-13
CIK 2091024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43096

COLOMBIER ACQUISITION CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1880474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

324 Royal Palm Way Suite 300 Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

(561) 223-9937

(Registrant’s telephone number, including area code)

375 South County Road, Suite 220
Palm Beach, Florida, 33480

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

As of August 13, 2026, there were 30,050,000 Class A Ordinary Shares, par value $0.0001 per share, and 9,966,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in the Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 5, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 3, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 5, 2028 (or May 5, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by February 5, 2028), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Colombier Acquisition Corp. III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee payable to Roth (as defined below) of up to $3,000,000, which fee amount may be reduced to $850,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is equal to or less than 25% of the amount raised in the Initial Public Offering, after taking into account redemptions in connection with the vote on the initial Business Combination, pursuant to the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February, 5, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 3, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 17, 2025, as amended, and declared effective on January 30, 2026 (File No. 333-290932);

●	“Letter Agreement” are to the Letter Agreement, dated February 3, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of the Report;

●	“Option Units” are to the 3,900,000 units that were purchased by the Underwriters (as defined below) pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,900,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and/or (ii) pay our taxes; notwithstanding the limitation, such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 3, 2026, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-eighth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 5, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Representative Founder Shares” are to the 299,000 Founder Shares allocated to Roth via Sponsor membership interests as upfront underwriting compensation in lieu of a cash underwriting discount in connection with the Initial Public Offering;

●	“Roth” are to Roth Capital Partners, LLC, the sole book-running manager of the Initial Public Offering and the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Colombier Sponsor III LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $299,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 3, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 3, 2026, which we entered into with Roth, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,131,577	$—
Prepaid expenses and short term prepaid insurance	234,526	—
Total Current Assets	1,366,103	—

Long term prepaid insurance	126,408	—
Deferred offering costs	—	125,508
Marketable securities held in Trust Account	302,230,189	—
Total Assets	$303,722,700	$125,508

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$72,709	$36,220
Accrued offering costs	85,000	13,200
IPO Promissory Note – related party	—	99,025
Total Current Liabilities	157,709	148,445

Deferred Fee payable	3,000,000	—
Total Liabilities	3,157,709	148,445

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 29,900,000 and no shares at redemption value of $10.11 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	302,230,189	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 and zero shares issued and outstanding (excluding 29,900,000 and zero shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	15	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 9,966,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	996	996
Additional paid-in capital	—	24,004
Accumulated deficit	(1,666,209)	(47,937)
Total Shareholders’ Deficit	(1,665,198)	(22,937)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$303,722,700	$125,508

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$240,959	$483,445
Loss from operations	(240,959)	(483,445)

Other income (expense):
Compensation expense	—	(964,000)
Interest earned on marketable securities held in Trust Account	2,657,683	4,230,189
Total other income, net	2,657,683	3,266,189

Net income	$2,416,724	$2,782,744

Weighted average shares outstanding, Class A Ordinary Shares	30,050,000	24,073,204

Basic net income per share, Class A Ordinary Shares	$0.06	$0.08

Weighted average shares outstanding, Class B Ordinary Shares (1)	9,966,667	9,708,103

Basic net income per share, Class B Ordinary Shares	$0.06	$0.08
Weighted average shares outstanding, Class A Ordinary Shares	30,050,000	24,073,204
Diluted net income per share, Class A Ordinary Shares	$0.06	$0.08
Weighted average shares outstanding, Class B Ordinary Shares (1)	9,966,667	9,966,667
Diluted net income per share, Class B Ordinary Shares	$0.06	$0.08

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	9,966,667	$996	$24,004	$(47,937)	$(22,937)

Sale of 150,000 Private Placement Units	150,000	15	—	—	1,499,985	—	1,500,000

Fair value of Public Warrants at issuance	—	—	—	—	1,562,275	—	1,562,275

Fair value of Representative Founder Shares	—	—	—	—	720,590	—	720,590

Allocated value of transaction costs to Public Warrants	—	—	—	—	(26,154)	—	(26,154)

Fair Value of Founder Shares transferred to directors	—	—	—	—	964,000	—	964,000

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,744,700)	(1,743,333)	(6,488,033)

Net income	—	—	—	—	—	366,020	366,020

Balance – March 31, 2026 (unaudited)	150,000	15	9,966,667	996	—	(1,425,250)	(1,424,239)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,657,683)	(2,657,683)

Net income	—	—	—	—	—	2,416,724	2,416,724

Balance – June 30, 2026 (unaudited)	150,000	$15	9,966,667	$996	$—	$(1,666,209)	$(1,665,198)

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,782,744
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,230,189)
Compensation expense	964,000
Changes in operating assets and liabilities:
Prepaid expenses and short term prepaid insurance	(234,526)
Long term prepaid insurance	(126,408)
Accrued expenses	36,489
Net cash used in operating activities	(807,890)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(299,000,000)
Cash withdrawn from Trust Account for working capital purposes	1,000,000
Net cash used in investing activities	(298,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	299,000,000
Proceeds from sale of Private Placement Units	1,500,000
Repayment of IPO Promissory Note - related party	(99,025)
Payment of offering costs	(461,508)
Net cash provided by financing activities	299,939,467

Net Change in Cash	1,131,577
Cash – Beginning of period	—
Cash – End of period	$1,131,577

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred Fee payable	$3,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Colombier Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 15, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2025 (inception) through June 30, 2026 related to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than the Permitted Withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete a Business Combination by February 5, 2028, 24 months from the closing of the Public Offering (or by May 5, 2028, 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by February 5, 2028) (“Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and to pay taxes, if any (“Permitted Withdrawals”)), (ii) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (which was $10.11 per Public Share as of June 30, 2026), including interest less Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under the rules of the New York Stock Exchange.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had marketable securities held in the Trust Account of $302,230,189. The Company may withdraw interest from the Trust Account to pay taxes, if any. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

As of June 30, 2026, the Company had cash of $1,131,577. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (such loans, “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the trust account per fiscal year ending on December 31. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the three and six months ended June 30, 2026, the Company withdraw $1,000,000 from the Trust Account for working capital purposes and have $0 available for withdraw as of June 30, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1,” defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2,” defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3,” defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments, outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,131,577 and $0 in cash as of June 30, 2026 and December 31, 2025. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. As of December 31, 2025, there were no assets held in the Trust Account. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in cash and interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Offering Costs” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. On February 5, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s deficit, as the Public and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At December 31, 2025, there were no Class A Ordinary Shares subject to possible redemption presented. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(1,562,275)
Public Shares issuance costs	(4,353,252)
Plus:
Remeasurement of carrying value to redemption value	6,488,033
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$299,572,506
Plus:
Remeasurement of carrying value to redemption value	2,657,683
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$302,230,189

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income does not consider the effect of the Warrants to purchase an aggregate of 3,756,250 Class A Ordinary Shares in the calculation of diluted net income per Ordinary Share, because in the calculation of diluted net income per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and six months ended June 30, 2026. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following tables reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,814,808	$601,916	$1,983,036	$799,708
Denominator:
Weighted-average shares outstanding	30,050,000	9,966,667	24,073,204	9,708,103
Basic per Ordinary Share	$0.06	$0.06	$0.08	$0.08

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,814,808	$601,916	$1,967,974	$814,770
Denominator:
Weighted-average shares outstanding	30,050,000	9,966,667	24,073,204	9,966,667
Diluted net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 3, 2025, the Company issued an aggregate of 9,583,334 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company (such shares, including the Public Shares issuable upon conversion thereof, unless the context otherwise requires, the “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof the “Founder Shares”). On October 3, 2025, the Company capitalized and issued an additional 383,333 Founder Shares, resulting in the Sponsor holding an aggregate of 9,966,667 Founder Shares (up to 1,300,000 of which were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised). The Founder Shares are identical to the Public Shares included in the Public Units, except that the Founder Shares automatically convert into Class A Ordinary Shares (i) at the time of the Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Business Combination, as may be determined by the directors of the Company) or (ii) earlier at the option of the holder thereof, on a one-for-one basis, and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,300,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) so that the Founder Shares will represent 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. The Sponsor is entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Business Combination. If the Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it. On February 5, 2026, the Underwriters fully exercised their Over-Allotment Option in the amount of 3,900,000 Option Units as part of the closing of the Initial Public Offering. As such, such 1,300,000 Founder Shares are no longer subject to forfeiture.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement, dated February 3, 2026, by and between the Company and certain security holders (the “Registration Rights Agreement.” The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Roth Capital Partners, LLC, the book-running manager of the Initial Public Offering and the representative of the Underwriters (“Roth”), may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Roth may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement, and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of the Business Combination or liquidation, the Company reimburses OJJA II, LLC, an affiliate of the Sponsor (“OJJA II”), $10,000 per month for administrative and shared personnel support services pursuant to an administrative support agreement, dated February 3, 2026, by and between the Company and OJJA II. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Ordinary Shares

The authorized Ordinary Shares of the Company include (i) up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and (ii) 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an Business Combination, it may (depending on the terms of such an Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholder votes on the Business Combination to the extent the Company seeks shareholder approval in connection with the Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). As of June 30, 2026 and December 31, 2025, there were 150,000 Class A Ordinary Shares issued and outstanding, excluding 29,900,000 Class A Ordinary Shares subject to possible redemption and no Class A Ordinary Shares, respectively. As of June 30, 2026 and December 31, 2025, there were 9,966,667 Class B Ordinary Shares issued and outstanding.

Warrants

As of June 30, 2026, there were 3,756,250 Warrants outstanding, including 3,737,500 Public Warrants and 18,750 Private Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing immediately after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement, dated February 3, 2026, by and between the Company and Continental (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $302,230,189 in a publicly traded mutual fund investing in U.S. Département of Treasury securities. Through June 30, 2026, the Company withdrew $1,000,000 of interest earned on the Trust Account for working capitals needs.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Marketable securities held in Trust Account – Mutual Fund with an asset class of cash	1	$302,230,189

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$302,230,189	$—
Cash	$1,131,577	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$240,959	$483,445
Interest earned on marketable securities held in Trust Account	$2,657,683	$4,230,189

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through this filing, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $299,000,000, comprised of $298,825,000 of the net proceeds from the Initial Public Offering (which amount includes up to $3,000,000 of the Deferred Fee, which amount may be reduced to $850,000 in certain circumstances, pursuant to the terms of the Underwriting Agreement) and $175,000 of the proceeds of the Private Placement  was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 15, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,416,724, which consists of interest income on marketable securities held in the Trust Account of $2,657,683, partially offset by general and administrative expenses of $240,959.

For the six months ended June 30, 2026, we had a net income of $2,782,744, which consists of interest income on marketable securities held in the Trust Account of $4,230,189, partially offset by general and administrative expenses of $483,445 and compensation expense of $964,000.

Liquidity and Capital Resources

Our liquidity needs through February 5, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $299,000,000 was placed in the Trust Account. We incurred fees of $4,379,406 in the Initial Public Offering, consisting of the Deferred Fee of up to $3,000,000, and $1,379,406 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $807,890. Net income of $2,782,744 was affected by interest earned on marketable securities held in the Trust Account of $4,230,189 and compensation expense of $964,000. Changes in operating assets and liabilities used $324,445 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $302,230,189 (including approximately $3,230,189 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $1,131,577. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of our Business Combination or liquidation, we reimburse OJJA II, LLC, an affiliate of the Sponsor, $10,000 per month for administrative and shared personnel support services pursuant to the Administrative Support Agreement. For the three and six months ended June 30, 2026, we incurred and paid $30,000 and $50,000, respectively, in fees for these services.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we have identified two critical accounting estimates as it relates to the Public Warrants and transfer of Founder Shares as reflected in the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on our financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2026 First Quarter For 10-Q. As of the date of the Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 150,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Units, generating gross proceeds to us of $1,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2026 First Quarter Form 10-Q.

There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026	COLOMBIER ACQUISITION CORP. III

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial Officer)