Form 10-Q
period 2026-09-30
Colombier Acquisition Corp. III
filed 2026-11-12
CIK 2091024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 30,050,000 Class A Ordinary Shares, par value $0.0001 per share, and 9,966,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLOMBIER ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 15, 2025 (Inception) through September 30, 2025	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 15, 2025 (Inception) through September 30, 2025	3

	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 15, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

SIGNATURES		24

i

Unless otherwise stated in the Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 5, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated February 3, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 5, 2028 (or May 5, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by February 5, 2028), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Colombier Acquisition Corp. III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee payable to Roth (as defined below) of up to $3,000,000, which fee amount may be reduced to $850,000 in the event the amount held in the Trust Account following a successful consummation of the initial Business Combination is equal to or less than 25% of the amount raised in the Initial Public Offering, after taking into account redemptions in connection with the vote on the initial Business Combination, pursuant to the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February, 5, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on September 3, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 17, 2025, as amended, and declared effective on January 30, 2026 (File No. 333-290932);

●	“Letter Agreement” are to the Letter Agreement, dated February 3, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of the Report;

●	“Option Units” are to the 3,900,000 units that were purchased by the Underwriters (as defined below) pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,900,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Permitted Withdrawals” are to amounts withdrawn from our Trust Account to (i) fund our working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and/or (ii) pay our taxes; notwithstanding the limitation, such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 3, 2026, which we entered into with our Sponsor;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-eighth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 5, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Representative Founder Shares” are to the 299,000 Founder Shares allocated to Roth via Sponsor membership interests as upfront underwriting compensation in lieu of a cash underwriting discount in connection with the Initial Public Offering;

●	“Roth” are to Roth Capital Partners, LLC, the sole book-running manager of the Initial Public Offering and the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Colombier Sponsor III LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $299,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 3, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 3, 2026, which we entered into with Roth, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$855,829	$—
Prepaid expenses and short-term prepaid insurance	315,354	—
Total Current Assets	1,171,183	—

Long-term prepaid insurance	72,233	—
Deferred offering costs	—	125,508
Marketable securities held in Trust Account	304,991,782	—
Total Assets	$306,235,198	$125,508

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$31,042	$36,220
Accrued offering costs	85,000	13,200
IPO Promissory Note – related party	—	99,025
Total Current Liabilities	116,042	148,445

Deferred Fee payable	3,000,000	—
Total Liabilities	3,116,042	148,445

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 29,900,000 and no shares at redemption value of $10.20 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	304,991,782	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 and zero shares issued and outstanding (excluding 29,900,000 and zero shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	15	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 9,966,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	996	996
Additional paid-in capital	—	24,004
Accumulated deficit	(1,873,637)	(47,937)
Total Shareholders’ Deficit	(1,872,626)	(22,937)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$306,235,198	$125,508

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 15, 2025 (Inception) through September 30,
	2026	2026	2025
	(Unaudited)		(Unaudited)

General and administrative expenses	$207,428	$690,873	$22,137
Loss from operations	(207,428)	(690,873)	(22,137)

Other income (expense):
Compensation expense	—	(964,000)	—
Interest earned on marketable securities held in Trust Account	2,761,593	6,991,782	—
Total other income, net	2,761,593	6,027,782	—

Net income (loss)	$2,554,165	$5,336,909	$(22,137)

Weighted average shares outstanding, Class A Ordinary Shares	30,050,000	26,087,363	—

Basic net income (loss) per share, Class A Ordinary Shares	$0.06	$0.15	$—

Weighted average shares outstanding, Class B Ordinary Shares (1)	9,966,667	9,795,238	8,666,667

Basic net income (loss) per share, Class B Ordinary Shares	$0.06	$0.15	$(0.00)
Weighted average shares outstanding, Class A Ordinary Shares	30,050,000	26,087,363	—
Diluted net income (loss) per share, Class A Ordinary Shares	$0.06	$0.15	$—
Weighted average shares outstanding, Class B Ordinary Shares (1)	9,966,667	9,966,667	8,666,667
Diluted net income (loss) per share, Class B Ordinary Shares	$0.06	$0.15	$(0.00)

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5). Weighted average Class B Ordinary Shares for the period from August 15, 2025 (inception) through September 30, 2025 exclude such 1,300,000 Class B Ordinary Shares, which were subject to forfeiture during that period.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	9,966,667	$996	$24,004	$(47,937)	$(22,937)

Sale of 150,000 Private Placement Units	150,000	15	—	—	1,499,985	—	1,500,000

Fair value of Public Warrants at issuance	—	—	—	—	1,562,275	—	1,562,275

Fair value of Representative Founder Shares	—	—	—	—	720,590	—	720,590

Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(26,154)	—	(26,154)

Fair Value of Founder Shares transferred to directors	—	—	—	—	964,000	—	964,000

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,744,700)	(1,743,333)	(6,488,033)

Net income	—	—	—	—	—	366,020	366,020

Balance – March 31, 2026 (unaudited)	150,000	15	9,966,667	996	—	(1,425,250)	(1,424,239)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,657,683)	(2,657,683)

Net income	—	—	—	—	—	2,416,724	2,416,724

Balance – June 30, 2026 (unaudited)	150,000	15	9,966,667	996	—	(1,666,209)	(1,665,198)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,761,593)	(2,761,593)

Net income	—	—	—	—	—	2,554,165	2,554,165

Balance – September 30, 2026 (unaudited)	150,000	$15	9,966,667	$996	$—	$(1,873,637)	$(1,872,626)

FOR THE PERIOD FROM AUGUST 15, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Balance – August 15, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	9,966,667	996	24,004	—	25,000

Net loss	—	—	—	—	—	(22,137)	(22,137)

Balance – September 30, 2025	—	$—	9,966,667	$996	$24,004	$(22,137)	$2,863

(1)	Included up to 1,300,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 5, 2026, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,300,000 Class B Ordinary Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM AUGUST 15, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	For the Nine Months Ended September 30, 2026	For the Period from August 15, 2025 (Inception) through September 30, 2025
	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$5,336,909	$(22,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,991,782)	—
Compensation expense	964,000	—
Changes in operating assets and liabilities:
Prepaid expenses and short-term prepaid insurance	(315,354)	8,675
Long-term prepaid insurance	(72,233)	—
Accrued expenses	(5,178)	13,462
Net cash used in operating activities	(1,083,638)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(299,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Net cash used in investing activities	(298,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	299,000,000	—
Proceeds from sale of Private Placement Units	1,500,000	—
Repayment of IPO Promissory Note - related party	(99,025)	—
Payment of offering costs	(461,508)	—
Net cash provided by financing activities	299,939,467	—

Net Change in Cash	855,829	—
Cash – Beginning of period	—	—
Cash – End of period	$855,829	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$85,000	$2,500
Deferred fee payable	$3,000,000	$—
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Colombier Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 15, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 15, 2025 (inception) through September 30, 2026 related to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than the Permitted Withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete a Business Combination by February 5, 2028, 24 months from the closing of the Initial Public Offering (or by May 5, 2028, 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by February 5, 2028) (“Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund working capital requirements, subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31, and to pay taxes, if any (“Permitted Withdrawals”)), (ii) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (which was $10.20 per Public Share as of September 30, 2026), including interest less Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under the rules of the New York Stock Exchange.

Pursuant to the Amended and Restated Articles of Association if the Company is unable to complete the Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 3, 2026 (the “Letter Agreement”), pursuant to which, among other things, they waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor and/or Management acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had marketable securities held in the Trust Account of $304,991,782. The Company may withdraw interest from the Trust Account to pay taxes, if any. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

As of September 30, 2026, the Company had cash of $855,829. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (such loans, “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

Additionally, to fund working capital, the Company has permitted withdrawals subject to a limit of the greater of $1,000,000 and 10% of the interest earned on the Trust Account per fiscal year ending on December 31. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. For the nine months ended September 30, 2026, the Company withdrew $1,000,000 from the Trust Account for working capital purposes and have $0 available for withdraw as of September 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements--Going Concern,” as of this filing, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of these financial statements. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for warrants (Note 8).

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

Cash and Cash Equivalents

The Company considers all short-term investments, outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $855,829 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. As of December 31, 2025, there were no assets held in the Trust Account. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SEPTEMBER 30, 2026

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Offering Costs” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. On February 5, 2026, upon completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit, as the Public and Private Placement Warrants, after Management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At December 31, 2025, there were no Class A Ordinary Shares subject to possible redemption presented. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$299,000,000
Less:
Proceeds allocated to Public Warrants	(1,562,275)
Public Shares issuance costs	(4,353,252)
Plus:
Remeasurement of carrying value to redemption value	6,488,033
Class A Ordinary Shares subject to possible redemption, March 31, 2026	299,572,506
Plus:
Remeasurement of carrying value to redemption value	2,657,683
Class A Ordinary Shares subject to possible redemption, June 30, 2026	302,230,189
Plus:
Remeasurement of carrying value to redemption value	2,761,593
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$304,991,782

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Net Income (loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Class A Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) does not consider the effect of the Warrants to purchase an aggregate of 3,756,250 Class A Ordinary Shares in the calculation of diluted net income (loss) per Ordinary Share, because in the calculation of diluted net income (loss) per Ordinary Share, their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and nine months ended September 30, 2026 and for the period from August 15, 2025 (inception) through September 30, 2025. All accretions associated with the redeemable Class A Ordinary Shares are excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share (Unaudited)
Numerator:
Allocation of net income	$1,918,017	$636,148	$3,880,039	$1,456,870
Denominator:
Weighted average shares outstanding	30,050,000	9,966,667	26,087,363	9,795,238
Basic per Ordinary Share	$0.06	$0.06	$0.15	$0.15

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per Ordinary Share (Unaudited)
Numerator:
Allocation of net income	$1,918,017	$636,148	$3,861,590	$1,475,319
Denominator:
Weighted average shares outstanding	30,050,000	9,966,667	26,087,363	9,966,667
Diluted net income per Ordinary Share	$0.06	$0.06	$0.15	$0.15

	For the Period from August 15, 2025 (Inception)
	through September 30, 2025
	Class A	Class B
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$—	$(22,137)
Denominator:
Weighted average shares outstanding	—	8,666,667
Basic and diluted net loss per Ordinary Share	$—	$(0.00)

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Awards that the Sponsor grants to the Company’s directors as pay for services to the Company are treated as a capital contribution by the Sponsor, followed by a share-based payment by the Company. Compensation cost is measured at grant-date fair value, less any amount the grantee pays. For awards with no vesting conditions, the full amount is recognized as expense on the grant date, with a corresponding credit to additional paid-in capital. The Company estimates the fair value of Founder Shares using a third-party valuation that includes significant unobservable inputs, such as the probability of completing a Business Combination and a discount for lack of marketability.

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

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On February 5, 2026, the Sponsor granted membership interests equivalent to an aggregate of 400,000 Founder Shares to the directors of the Company for an aggregate consideration of $1,004, or approximately $0.003 per share. The membership interests in Founder Shares granted to the directors are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On February 5, 2026, the 400,000 Founder Shares had an aggregate fair value of $964,000, or $2.41 per share. The membership interests in Founder Shares have no further service restrictions, thus, the total fair value of $964,000 was recorded as compensation expense on February 5, 2026. The Company established the fair value of Founder Shares using a calculation prepared by a third party valuation team, which takes into consideration the following market assumptions: the (i) expected share price at the Business Combination of $9.95, (ii) likelihood of a Business Combination of 25.0%, (iii) risk-free rate of 3.47%, (iv) volatility of 9.3%, (v) discount for lack of marketability of 3.0%, and (vi) restricted term (years) of 2.01.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement, dated February 3, 2026, by and between the Company and certain security holders (the “Registration Rights Agreement.”) The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Roth Capital Partners, LLC, the book-running manager of the Initial Public Offering and the representative of the Underwriters (“Roth”), may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, Roth may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement, and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of the Business Combination or liquidation, the Company reimburses OJJA II, LLC, an affiliate of the Sponsor (“OJJA II”), $10,000 per month for administrative and shared personnel support services pursuant to an administrative support agreement, dated February 3, 2026, by and between the Company and OJJA II. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $80,000, respectively, in fees for these services.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

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

Additionally, Roth was admitted as a member of the Sponsor in connection with the closing of the Initial Public Offering and has been allocated membership interests in the Founder Shares corresponding to 299,000 Founder Shares as upfront underwriting compensation in lieu of a cash underwriting discount (such shares, the “Representative Founder Shares”). The Representative Founder Shares are within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date at grant date which was determined to be $720,590 using a Probability-Weighted Expected Return Method (“PWERM”) valuation model. As such, in accordance with ASC 340-10-S99-1, “Other Assets and Deferred Offering Costs,” the fair value less any amounts previously recorded related to the original purchase resembles an amount paid to the Underwriters and represents a reduction in the proceeds received as it is directly related to the Initial Public Offering. The following inputs were used in the PWERM valuation model in determining the fair value of the Representative Founder Shares:

February 5, 2026
Expected Share Price at Business Combination	$9.95
Likelihood of Business Combination	25.0%
Risk-free rate	3.47%
Volatility	9.3%
Discount for lack of marketability	3.0%
Restricted term (years)	2.01

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares of the Company include (i) up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and (ii) 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an Business Combination, it may (depending on the terms of such an Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholder votes on the Business Combination to the extent the Company seeks shareholder approval in connection with the Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). As of September 30, 2026 and December 31, 2025, there were 150,000 Class A Ordinary Shares issued and outstanding, excluding 29,900,000 Class A Ordinary Shares subject to possible redemption and no Class A Ordinary Shares, respectively. As of September 30, 2026 and December 31, 2025, there were 9,966,667 Class B Ordinary Shares issued and outstanding.

Warrants

As of September 30, 2026, there were 3,756,250 Warrants outstanding, including 3,737,500 Public Warrants and 18,750 Private Placement Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing immediately after the completion of the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement, dated February 3, 2026, by and between the Company and Continental (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $304,991,782 in a publicly traded mutual fund investing in U.S. Department of Treasury securities. Through September 30, 2026, the Company withdrew $1,000,000 of interest earned on the Trust Account for working capital needs.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account – Mutual Fund with an asset class of cash	1	$304,991,782

COLOMBIER ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30,	December 31,
	2026	2025
	(Unaudited)

Marketable securities held in Trust Account	$304,991,782	$—
Cash	$855,829	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 15, 2025 (Inception) through September 30,
	2026	2026	2025
	(Unaudited)		(Unaudited)

General and administrative expenses	$207,428	$690,873	$22,137
Interest earned on marketable securities held in Trust Account	$2,761,593	$6,991,782	$—

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

All other segment items included in net income or loss are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since August 15, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,554,165, which consists of interest income on marketable securities held in the Trust Account of $2,761,593, partially offset by general and administrative expenses of $207,428.

For the nine months ended September 30, 2026, we had a net income of $5,336,909, which consists of interest income on marketable securities held in the Trust Account of $6,991,782, partially offset by general and administrative expenses of $690,873 and compensation expense of $964,000.

For the period from August 15, 2025 (inception) through September 30, 2025, we had a net loss of $22,137, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs through February 5, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $299,000,000 was placed in the Trust Account. We incurred fees of $4,379,406 in the Initial Public Offering, consisting of the Deferred Fee of up to $3,000,000, and $1,379,406 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $1,083,638. Net income of $5,336,909 was affected by interest earned on marketable securities held in the Trust Account of $6,991,782 and compensation expense of $964,000. Changes in operating assets and liabilities used $392,765 of cash for operating activities.

For the period from August 15, 2025 (inception) through September 30, 2025, there was no cash used in operating activities. Net loss of $22,137 was offset by changes in operating assets and liabilities, which provided $22,137 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $304,991,782 (including approximately $5,991,782 of interest income, net of the $1,000,000 withdrawn for working capital). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $855,829. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on February 4, 2025, and until the completion of our Business Combination or liquidation, we reimburse OJJA II, LLC, an affiliate of the Sponsor, $10,000 per month for administrative and shared personnel support services pursuant to the Administrative Support Agreement. For the three and nine months ended September 30, 2026, we incurred and paid $30,000 and $80,000, respectively, in fees for these services.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we have identified two critical accounting estimates as it relates to the Public Warrants and transfer of Founder Shares as reflected in the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2026 First Quarter Form 10-Q. As of the date of the Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2026	COLOMBIER ACQUISITION CORP. III

	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial Officer)